Form 10QSB
period 1996-03-31
DELTA HOLDING INC
filed 1996-09-17
CIK 839528

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED MARCH 31, 1996       COMMISSION FILE NO. 0-24010


                               DELTA HOLDING, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               WASHINGTON                               91-1420744
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            258 SW 43RD ST., SUITE A
               RENTON WASHINGTON                          98055
     (Address of principal executive offices)           (Zip code)

                   ISSUER'S TELEPHONE NUMBER:  (206) 251-9192

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.  YES         NO  X
                   -----     -----

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
     YES  X     NO
        -----     -----

     At July 29, 1996, 484,128 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format (Check One):
     YES  X     NO
        -----     -----


                                     1 of 12

                               DELTA HOLDING, INC.

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 1996



                                      INDEX


     PART 1 - FINANCIAL INFORMATION


          Item 1 - Financial Statements


          Consolidated Balance Sheet at March 31, 1996 . . . . . . . . . . . . 3


          Consolidated Statements of Operations for the
           Three Months Ended March 31, 1996 and
           April 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . 4


          Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1996 and
           April 1, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5


          Notes to Consolidated Financial Statements . . . . . . . . . . . 6 - 8


          Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations. . . . . . . .9 - 11


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12


                                     2 of 12

DELTA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

                                                     March 31,   December 31,
                                                       1996         1995
                                                    ------------  ------------
ASSETS
- ------

Property, equipment, and fixtures:
   Equipment and vehicles                                  8             8
   Furniture                                               2             2
                                                    ------------  ------------
                                                          10            10
   Less: accumulated depreciation                         (3)           (2)
                                                    ------------  ------------
                                                           7             8

Property held for sale                                 7,673         9,229
Cash and cash equivalents                              1,696           656
Accounts receivable (less allowance for doubtful
   accounts of $37,000 at March 31, 1996 and
   December 31, 1995)                                    119           116
Inventory, prepaid expenses, and other assets             91            96
                                                    ------------  ------------
   TOTAL  ASSETS                                       9,586        10,105
                                                    ------------  ------------
                                                    ------------  ------------
LIABILITIES
- -----------

Accounts payable                                         178           454
Accrued expenses                                         429           483
Long term debt                                        11,376        11,319
                                                    ------------  ------------
   TOTAL  LIABILITIES                                 11,983        12,256
                                                    ------------  ------------
STOCKHOLDERS'  EQUITY
- ---------------------

Common stock ($1 par, 1,500,000 shares authorized,
   484,128 shares issued and outstanding)                484           484
Paid-in capital                                        6,074         6,074
Accumulated deficit                                   (8,955)       (8,709)
                                                    ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY                         (2,397)       (2,151)
                                                    ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          9,586        10,105
                                                    ------------  ------------
                                                    ------------  ------------

See notes to consolidated financial statements.

                                     3 of 12

DELTA  HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)
                                                          For The
                                                     Three Months Ended
                                                   -----------------------
                                                    March 31,    April 1,
                                                      1996         1995
                                                   -----------  ----------

Revenue                                               $1,262       $1,436

Operating expenses                                     1,067         1,290
                                                   -----------  ----------

   Gross margin from operations                          195           146

Selling and administrative expenses                      292           275
                                                   -----------  ----------

   Loss before other income (expense)                    (97)         (129)

Other income (expense):
   Interest income                                        10            41
   Interest expense                                     (254)         (251)
   Gain on disposal of assets                             96
                                                   -----------  ----------
   Total                                                (148)         (210)
                                                   -----------  ----------

   Loss from continuing operations                      (245)         (339)

Operating loss from discontinued operations
   (Note 4)                                                           (121)
                                                   -----------  ----------

   Net loss                                            ($245)        ($460)
                                                   -----------  ----------
                                                   -----------  ----------


Net loss per share (Note 2)
   Loss from continuing operations                    ($0.31)       ($0.43)
   Loss from discontinued operations                                 (0.17)
                                                   -----------  ----------

   Net income (loss)                                  ($0.31)       ($0.60)
                                                   -----------  ----------
                                                   -----------  ----------


Weighted average number of shares outstanding        731,524       731,524
                                                   -----------  ----------
                                                   -----------  ----------





See notes to consolidated financial statements.


                                     4 of 12


                                                                                  For The
                                                                            Three Months Ended
                                                                        -------------------------
                                                                         March 31,      April 1,
                                                                           1996           1995
                                                                        ---------      ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
- ----------------------------------------
  Net income (loss) from continuing operations                             ($245)         ($339)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation                                                          120            170
       Gain on sale of assets                                                (95)
       Increase in long term debt due to addition of accrued interest        253            251

  Changes in assets and liabilities:
       Accounts receivable                                                    (3)            44
       Inventory, prepaid expenses, and other assets                           5           (103)
       Accounts payable                                                     (276)           (49)
       Accrued expenses                                                      (54)           144


  Discontinued operations, net                                                             (256)
                                                                        ---------      ---------

  Net cash used by operating activities                                     (295)          (138)
                                                                        ---------      ---------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES
- ----------------------------------------
  Proceeds from sales of property (net of transaction costs)               1,552
  Additions to property, equipment, and fixtures                             (21)           (55)
                                                                        ---------      ---------

  Net cash provided (used) by investing activities                         1,531            (55)
                                                                        ---------      ---------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
- ----------------------------------------
  Payments on long term debt                                                (196)           (66)
                                                                        ---------      ---------

  NET  INCREASE (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS               1,040           (259)
  CASH  AND  CASH  EQUIVALENTS  AT  BEGINNING  OF  PERIOD                    656            632
                                                                        ---------      ---------
  CASH  AND  CASH  EQUIVALENTS  AT  END  OF  PERIOD                       $1,696           $373
                                                                        ---------      ---------
                                                                        ---------      ---------



See notes to consolidated financial statements.


                                     5 of 12

DELTA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

    1.    BASIS OF PRESENTATION

          The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

    2.    NET LOSS PER SHARE

          Net loss per share computations are based on the net loss and the weighted average number of shares outstanding. The computation, which includes contingently issuable securities for certain deeds of trust payable which exceed the amount of the net realizable value of the related properties at March 31, 1996 (See Note 3), is as follows:


                                               For the Three  For The Three
                                                Months Ended   Months Ended
                                               March 31, 1996  April 1, 1995
                                               -------------- --------------
          NET LOSS:

          Net loss                                (245,000)      (460,000)
          Interest on contingent obligations        25,000         25,000
                                                    ------         ------
                                                  (220,000)      (435,000)
                                                  --------       --------
          NUMBER OF SHARES:

          Weighted average number
            of shares outstanding                  484,128        484,128
          Contingent shares issuable               247,396        247,396
                                                   -------        -------
                                                   731,524        731,524
                                                   -------        -------
                                                   -------        -------


                                     6 of 12

     3.   COMMON STOCK ISSUANCE CONTINGENCY

          Under the terms of the Company's Second Amended Plan of Reorganization (the Plan) which became effective on September 7, 1993 following the approval by a majority of the creditors, certain obligations secured by deeds of trust mature on September 1, 1996 or the date upon which the property securing the obligation is sold. If the proceeds from the sale of the underlying property are not sufficient to retire the obligation in full, or if the creditors chooses to receive stock at the maturity date, the Company is required to issue shares of common stock having a fair value equal to the unpaid portion.

    4.    DISCONTINUED OPERATIONS

          On August 1, 1995, the Company sold its warranty operations in a transaction in which it transferred all the assets and liabilities of the warranty operation to the buyer. The Company received no compensation, other than the relief from warranty-related liabilities, in the transaction. the book value of the assets trans-ferred was $5,453,000. The book value of liabilities transferred was $7,716,000, giving rise to a gain of $2,263,000 on the transaction.

          For income tax purposes, the transaction resulted in a loss, due to the substantial difference between the book and the tax basis of certain assets and liabilities involved in the transaction. Therefore, no income tax benefit was recorded for the transaction as this loss adds to the previously existing net operating losses, whose realizability is uncertain.

          The warranty operations are classified as discontinued and treated as a separate item in the statement of operations and the cash flow statement. For the three months ended April 1, 1995, the revenue for the warranty operations was $2,119,000; during the same period the operating loss was $121,000.

    5.    SALE OF PROPERTY

          On February 12, 1996, the Company sold the Leopold Retirement Inn, one of the properties held for sale. The sale price was $1,654,000 and the gain on the trans-action was $96,000.


                                     7 of 12

    6.    SUBSEQUENT EVENTS

          On May 16, 1996, the Company sold the Best Western Lakeway Inn, one of its properties held for sale. The sale price was $3,300,000 and the gain on the transaction was $351,000. On August 30, 1996, the Company sold two of its properties in Colorado Springs held for sale - the Rockledge Apartments and the Carmel Apartments. The Rockledge was sold for $4,800,000 and the gain on the transaction was $2,192,000. The Carmel was sold for $1,450,000 and the gain on the transaction was $569,000.

          With the completion of these transactions, all deeds of trust maturing on September 1, 1996 have been paid off with the exception of $1,960,000 secured by the Kit Carson Apartments in Security. These deeds of trust are in default as of September 1, 1996; however, no immediate action is anticipated by the holders of these deeds. The Kit Carson is currently under a contract of sale. Many of the conditions necessary to complete the sale have been fulfilled. However, several conditions remain to be satisfied before closing, which is now anticipated to be on September 30, 1996. At closing, all principal and accrued interest to the day of closing will be paid from the proceeds.



                                     8 of 12

                               DELTA HOLDING, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


     RESULTS OF OPERATIONS

     BACKGROUND

     Continuing operations consist of the property-owning activities of the Company. Included are the Leopold Retirement Inn, an independent living facility for the elderly in Bellingham, Washington; the Best Western Lakeway Inn, a full-service hotel also located in Bellingham; and several apartment buildings located in Colorado Springs, Colorado.

     Discontinued operations consist of the activities carried out under the trade name of Delta Warranty, and includes the marketing and distribution of extended service contracts and surge suppression equipment coupled with extended service contracts. This business segment is treated as discontinued operations as this business was sold August 1, 1995. The results of its operations are reported separately.

     FOR THE THREE MONTHS ENDED MARCH 31, 1996 vs. THE THREE MONTHS ENDED APRIL 1, 1995

     Revenues from property operations decreased 12%, from $1,436,000 in 1995 to $1,262,000 in 1996, a decrease of $172,000. All of the decrease was caused by the loss of revenue from properties disposed of; the Delta Financial Center office building sold in August 1995 and the Leopold Retirement Inn, sold in February 1996. The revenues from properties owned and operated for the entire time span of both quarters were up slightly due to an increase in occupancy at the Best Western Lakeway Inn.

     Operating expenses for the property operations decreased 17% from $1,290,000 in 1995 to 1,067,000 in 1996, a decrease of $223,000. In addition to proportional decreases in expenses due to the disposition of properties, additional cost savings were obtained from lower property taxes and reduced personnel expenses at the Best Western Lakeway Inn.


                                     9 of 12

     Selling and administrative expenses increased 6% from $275,000 in 1995 to $292,000 in 1996, an increase of $17,000. This increase was due to higher professional and legal fees resulting from legal work associated with the sale of the Leopold Inn and with finalizing legal items relating to the sale of the warranty business.

     Combining the reduced revenues, more-than-proportionately reduced operating expenses, and increased selling and administrative expenses, the operating loss before interest and other income/expenses decreased from $129,000 in 1995 to $97,000 in 1996. Interest income decreased from $41,000 in 1995 to $10,000 in 1996, due to the loss of interest-bearing restricted investments held in the warranty business during 1995. Interest expense increased slightly from $251,000 in 1995 to $254,000 reflecting increased deeds of trust balances on several properties as the deferred interest from the prior year accumulated within the principal balance and started to earn interest.

     The 1996 statement of operations contains a gain of $96,000 from the disposal of assets. The property sold was the Leopold Retirement Inn; the transaction closed on February 12, 1996. The gross sales price was $1,654,000; the net price after transaction costs (agent fees, sales taxes, etc.) was $1,552,000.

     DISCONTINUED OPERATIONS

     The warranty operations recorded an operating loss of $121,000 in the three months ended April 1, 1995. They also incurred negative cash flow of $256,000 in this period. Because of these losses and negative cash flows, the Board of Directors decided to sell the warranty business, resulting in the transaction completed on August 1, 1995. In that transaction, the Company transferred all warranty business assets and liabilities to the buyer. The Company received no compensation, other than the relief from the warranty-related liabilities, in the transaction. Because the liabilities transferred substantially exceeded the assets transferred, the Company recorded a gain of $2,263,000 on the sale. (Note 4 provides more details on the warranty operations.)


                                    10 of 12

     FINANCIAL CONDITION, LIQUIDITY AND FUTURE PLANS

     At March 31, 1996, the Company had total assets of $9,586,000, total liabilities of $11,983,000 and stockholders' deficit of $2,397,000. The major asset of the Company is property, which comprises $7,673,000 of the total assets. All of the property is categorized as property held for sale and therefore carried at the lower of cost or net realizable value. It is the intention of the Board to sell all property, retire the related secured debit and other liabilities, and return any remaining funds to the shareholders. The Directors have initiated this process and intend to complete it as soon as possible. To facilitate this process and to reduce expenses until such time as the residual funds can be returned to shareholders, the Directors are submitting a plan to the shareholders to convert the Company to a liquidating trust. To be approved, shareholders representing 66.67% of the total outstanding shares must approve the plan.

     The major liability of the Company at March 31, 1996 is debt secured by the properties, totaling $11,376,000. Of this amount, $652,000 is in the form of first mortgages to banks, with the remaining $10,667,000 in the form of deeds of trust. The deeds of trust mature on September 1, 1996 or when the property securing the obligation is sold, if earlier.

     As disclosed in Note 6, on May 16, 1996, the Company sold the Best Western Lakeway Inn for $3,300,000. The gain on the transaction was $351,000. On August 30, 1996 the Company sold two of its properties in Colorado Springs
     - the Rockledge Apartments and the Carmel Apartments. The Rockledge was sold for $4,800,00 and the gain on the transaction was $2,192,000. The Carmel was sold for $1,450,000, resulting in a gain of $569,000. With the completion of these transactions, all deeds of trust maturing on September 1, 1996 have been paid off with the exception of $1,960,000 secured by the Kit Carson Apartments in Colorado Springs.

     These deeds of trust are in default as of September 1, 1996; however, no immediate action is anticipated by the holders of these deeds. The Kit Carson is currently under a contract of sale. Many of the conditions necessary to complete the sale have been fulfilled. However, several conditions remain to be satisfied before closing, which is now anticipated to be on September 30, 1996. At closing, all principal and accrued interest to the day of closing will be paid from the proceeds.

     At March 31, 1996, the Company had $1,656,000 cash on hand and $119,000 in accounts receivable. Accounts payable and accrued expenses totaled $617,000. Given this positive working capital, the Company is able to meet its obligations as they come due.


     Gordon Cheadle                                    Terry L. Switzer
     President and Vice Chairman of the Board          Vice President, Finance


                                    11 of 12

                               DELTA HOLDING, INC.

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 1996


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DELTA HOLDING, INC.
                                        (Registrant)


     Date:  September 11, 1996
                                        -------------------------------
                                        Gordon Cheadle


     Date:  September 11, 1996
                                        -------------------------------
                                        Terry L. Switzer, Vice President,
                                        Finance and Operations


                                    12 of 12