Form 10QSB
period 1996-06-30
DELTA HOLDING INC
filed 1996-09-17
CIK 839528

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED JUNE 30, 1996        COMMISSION FILE NO. 0-24010


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

     At September 11, 1996, 484,128 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format (Check One):
     YES  X     NO
        -----     -----


                                     1 of 13

                               DELTA HOLDING, INC.

                                   FORM 10-QSB

                       For the Quarter Ended June 30, 1996



                                      INDEX


     PART 1 - FINANCIAL INFORMATION


          Item 1 - Financial Statements


          Consolidated Balance Sheet at June 30, 1996. . . . . . . . . . . . . 3


          Consolidated Statements of Operations for the
           Six Months Ended June 30, 1996 and
           June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . 4


          Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1996 and
           June 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . 5


          Notes to Consolidated Financial Statements . . . . . . . . . . . 6 - 8


          Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations. . . . . . . .9 - 12


          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13


                                     2 of 13

DELTA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)
                                                      June 30,    December 31,
                                                       1996         1995
                                                    ------------  ------------
ASSETS
- ------

Property, equipment, and fixtures:
   Equipment and vehicles                                  8              8
   Furniture                                               2              2
                                                    ------------  ------------
                                                          10             10
   Less: accumulated depreciation                         (4)            (2)
                                                    ------------  ------------
                                                           6              8

Property held for sale                                 5,071          9,229
Cash and cash equivalents                              1,507            656
Accounts receivable (less allowance for doubtful
   accounts of $37,000 at June 30, 1996 and
   December 31, 1995)                                     52            116
Inventory, prepaid expenses, and other assets             36             96
                                                    ------------  ------------
   TOTAL  ASSETS                                       6,672         10,105
                                                    ------------  ------------
                                                    ------------  ------------
LIABILITIES
- -----------

Accounts payable                                          50            454
Accrued expenses                                         161            483
Long term debt                                         8,752         11,319
                                                    ------------  ------------
   TOTAL  LIABILITIES                                  8,963         12,256
                                                    ------------  ------------
STOCKHOLDERS'  EQUITY
- ---------------------

Common stock ($1 par, 1,500,000 shares authorized,
   484,128 shares issued and outstanding)                484            484
Paid-in capital                                        6,074          6,074
Accumulated deficit                                   (8,849)        (8,709)
                                                    ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY                         (2,291)        (2,151)
                                                    ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          6,672         10,105
                                                    ------------  ------------
                                                    ------------  ------------





See notes to consolidated financial statements.


                              3 of 13

DELTA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

                                                                 For The                       For The
                                                            Three Months Ended            Six Months Ended
                                                         ------------------------     ------------------------
                                                          June 30,      June 30,       June 30,       June 30,
                                                            1996          1995           1996           1995
                                                         ---------     ---------      ---------      ---------
Revenue                                                      $863         $1,644         $2,125         $3,080

Operating expenses                                            658          1,300          1,725          2,590
                                                         ---------     ---------      ---------      ---------
  Gross margin from operations                                205            344            400            490

Selling and administrative expenses                           269            340            561            615
                                                         ---------     ---------      ---------      ---------
  Income (loss) before other income (expense)                 (64)             4           (161)          (125)

Other income (expense):
  Interest income                                              15             50             25             91
  Interest expense                                           (211)          (258)          (465)          (509)
  Gain (loss) on disposal of assets                           365             (4)           461
                                                         ---------     ---------      ---------      ---------
  Total                                                       169           (212)            21           (418)
                                                         ---------     ---------      ---------      ---------
  Income (loss) from continuing operations                    105           (208)          (140)          (543)

Operating loss from discontinued operations (Note 4)                        (297)                         (418)
                                                         ---------     ---------      ---------      ---------
  Net income (loss)                                          $105          ($505)         ($140)         ($961)
                                                         ---------     ---------      ---------      ---------
                                                         ---------     ---------      ---------      ---------


Net income (loss) per share (Note 2)
  Income (loss) from continuing operations                  $0.14         ($0.28)        ($0.19)        ($0.75)
  Loss from discontinued operations                                        (0.41)                        (0.57)
                                                         ---------     ---------      ---------      ---------
  Net income (loss)                                         $0.14         ($0.69)        ($0.19)        ($1.32)
                                                         ---------     ---------      ---------      ---------
                                                         ---------     ---------      ---------      ---------


Weighted average number of shares outstanding             731,524        731,524        731,524        731,524
                                                         ---------     ---------      ---------      ---------
                                                         ---------     ---------      ---------      ---------


See notes to consolidated financial statements.


                                     4 of 13

DELTA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                                                For The
                                                                            Six Months Ended
                                                                        -------------------------
                                                                         June 30,       June 30,
                                                                           1996           1995
                                                                        ---------      ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
- ----------------------------------------
  Net income (loss) from continuing operations                             ($140)         ($547)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation                                                          199            340
       Loss (gain) on sale of assets                                        (461)             4
       Increase in long term debt due to addition of accrued interest        465            509

  Changes in assets and liabilities:
       Accounts receivable                                                    64             26
       Inventory, prepaid expenses, and other assets                          60            (37)
       Accounts payable                                                     (404)           (98)
       Accrued expenses                                                     (322)            41


  Discontinued operations, net                                                             (453)
                                                                        ---------      ---------

  Net cash used by operating activities                                     (539)          (215)
                                                                        ---------      ---------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES
- ----------------------------------------
  Proceeds from sales of property (net of transaction costs)               4,503              1
  Additions to property, equipment, and fixtures                             (81)           (69)
                                                                        ---------      ---------

  Net cash provided (used) by investing activities                         4,422            (68)
                                                                        ---------      ---------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
- ----------------------------------------
  Payments on long term debt                                              (3,032)          (125)
                                                                        ---------      ---------

  NET  INCREASE (DECREASE)  IN  CASH  AND  CASH  EQUIVALENTS                 851           (408)
  CASH  AND  CASH  EQUIVALENTS  AT  BEGINNING  OF  PERIOD                    656            632
                                                                        ---------      ---------
  CASH  AND  CASH  EQUIVALENTS  AT  END  OF  PERIOD                       $1,507          $224
                                                                        ---------      ---------
                                                                        ---------      ---------



See notes to consolidated financial statements.


                                     5 of 13

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

     2.   NET LOSS PER SHARE

          Net loss per share computations are based on the net loss and the weighted average number of shares outstanding. The computation, which includes contingently issuable securities for certain deeds of trust payable which exceed the amount of the net realizable value of the related properties at June 30, 1996 (See Note 3), is as follows:


                               For the Three        For The Six
                               Months Ended         Months Ended
                               ------------         ------------
                            June 30,   June 30,   June 30,    June 30,
                              1996       1995       1996        1995
                            --------   --------   --------    --------
NET INCOME (LOSS):

Net income (loss):          $105,000  $(505,000) $(140,000)  $(961,000)
Interest on contingent
 obligations                  25,000     25,000     50,000      50,000
                            --------   --------   --------    --------
                            $130,000  $(480,000)  $(90,000)  $(911,000)
                            --------   --------   --------    --------
NUMBER OF SHARES:

Weighted average number
 of shares outstanding       484,128    484,128    484,128     484,128
Contingent shares issuable   247,396    247,396    247,396     247,396
                            --------   --------   --------    --------
                             731,524    731,524    731,524     731,524
                            --------   --------   --------    --------


                                     6 of 13

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

     4.   DISCONTINUED OPERATIONS

          On August 1, 1995, the Company sold its warranty operations in a transaction in which it transferred all the assets and liabilities of the warranty operations to the buyer. The Company received no compensation, other than the relief from warranty-related liabilities, in the transaction. The book value of the assets transferred was $5,453,000. The book value of liabilities transferred was $7,716,000, giving rise to a gain of $2,263,000 on the transaction.

          For income tax purposes, the transaction resulted in a loss, due to the substantial difference between the book and the tax basis of certain assets and liabilities involved in the transaction. Therefore, no income tax benefit was recorded for the transaction as this loss adds to the previously existing net operating losses, whose realizability is uncertain.

          The warranty operations are classified as discontinued and treated as a separate item in the statement of operations and the cash flow statement. For the three months ended June 30, 1995, the revenue for the warranty operations was $1,489,000; during the same period the operating loss was $297,000. For the six months ended June 30, 1995, the revenue was $3,688,000 and the operating loss was $418,000.

     5.   SALE OF PROPERTY

          On February 12, 1996, the Company sold the Leopold Retirement Inn, one of the properties held for sale. The sale price was $1,654,000 and the gain on the transaction was $96,000. On May 16, 1996, the Company sold the Best Western Lakeway Inn, another of its properties held for sale. The sale price was $3,300,000 and the gain on the transaction was $351,000.


                                     7 of 13

     6.   SUBSEQUENT EVENTS

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

                                    8 of 13

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

     FOR THE THREE MONTHS ENDED JUNE 30, 1996 vs. THE THREE
     MONTHS ENDED JUNE 30, 1995

     Revenues from property operations decreased 47%, from $1,644,000 in 1995 to $863,000 in 1996, a decrease of $781,000. All of the decrease was caused by the loss of revenue from properties disposed of; the Delta Financial Center office building sold in August 1995, the Leopold Retirement Inn sold in February 1996, and the Best Western Lakeway Inn sold in May 1996. The revenues from properties owned and operated for the entire time span of both quarters were up slightly due to a rent increase at the Colorado Springs apartments.

     Operating expenses for the property operations decreased 49% from $1,300,000 in 1995 to $658,000 in 1996, a decrease of $642,000. In addition to proportional decreases in expenses due to the disposition of properties, additional cost savings were obtained from lower property taxes and reduced personnel expenses at the Best Western Lakeway Inn.


                                     9 of 13

     Selling and administrative expenses decreased 9% from $340,000 in 1995 to $269,000 in 1996, a decrease of $71,000. This decrease was due to lower payroll expenses and reduced advertising expenses, partially offset by higher professional fees resulting from legal work relating to the sale of various properties.

     Combining the reduced revenues, more-than-proportionately reduced operating expenses, and decreased selling and administrative expenses, the operating results before interest and other income/expenses decreased from a profit of $4,000 in 1995 to a $64,000 loss in 1996. Interest income decreased from $50,000 in 1995 to $15,000 in 1996, due to the loss of interest-bearing restricted investments held in the warranty business during 1995. Interest expense decreased from $258,000 in 1995 to $211,000 in 1996, reflecting decreased mortgages and deeds of trust balances resulting from the sale of the Leopold Inn and Lakeway Inn.

     The 1996 statement of operations contains a gain of $365,000 from the disposal of assets resulting primarily from the sale of the Best Western Lakeway Inn; the transaction closed May 16, 1996. The gross sales price was $3,300,000; the net price after transaction costs (agent fees, sales taxes, etc.) was $2,951,000.

     FOR THE SIX MONTHS ENDED JUNE 30, 1996 vs. THE SIX MONTHS ENDED JUNE 30,
     1995

     Revenues from the property operations decreased 31%, from $3,080,000 in 1995 to $2,125,000 in 1996, a decrease of $955,000. All of the decrease was caused by the loss of revenue from properties disposed of; the Delta Financial Center office building sold in August 1995, the Leopold Retirement Inn sold in February 1996, and the Best Western Lakeway Inn sold in May 1996. The revenues from properties owned and operated for the entire time span of both quarters were up slightly due to a rent increase at the Colorado Springs apartments.

     Operating expenses for the property operations decreased 33% from $2,590,000 in 1995 to $1,725,000 in 1996, a decrease of $865,000. In addition to proportional decreases in expenses due to the disposition of properties, additional cost savings were obtained from lower property taxes and reduced personnel expenses at the Best Western Lakeway Inn.

     Selling and administrative expenses decreased 9% from $615,000 in 1995 to $561,000 in 1996, a decrease of $54,000. This decrease was due to lower payroll expenses and reduced advertising expenses, partially offset by higher professional fees resulting from legal work relating to the sale of various properties.

     Combining the reduced revenues, more-than-proportionately reduced operating expenses, and decreased selling and administrative expenses, the operating loss before interest and other income/expenses increased from $125,000 in 1995 to $161,000 in 1996. Interest income decreased from $91,000 in 1995 to $25,000 in 1996, due to the loss of interest-bearing restricted investments held in the warranty business during 1995. Interest expense decreased from $509,000 in 1995 to $465,000 in 1996, reflecting decreased mortgages and deeds of trust balances resulting from the sale of the Leopold Inn and Lakeway Inn.

     The 1996 statement of operations contains a gain of $461,000 from the disposal of assets. $351,000 of this amount is from the sale of the Best Western Lakeway Inn in May 1996. Another $96,000 is from the sale of the Leopold Inn in February 1996. The gross sales price was $1,654,000; the net price after transaction costs was $1,552,000.

     DISCONTINUED OPERATIONS

     The warranty operations recorded an operating loss of $297,000 in the three months ended June 30, 1995 and a loss of $418,000 for the six months ended the same date. The warranty operations also incurred negative cash flow of $453,000 during the six month period. Because of these losses and negative cash flows, the Board of Directors decided to sell the warranty business, resulting in the transaction completed on August 1, 1995. In that transaction, the Company transferred all warranty business assets and liabilities to the buyer. The Company received no compensation, other than the relief from the warranty-related liabilities, in the transaction. Because the liabilities transferred substantially exceeded the assets transferred, the Company recorded a gain of $2,263,000 on the sale. (Note 4 provides more details on the warranty operations.)

     FINANCIAL CONDITION, LIQUIDITY AND FUTURE PLANS

     At June 30, 1996, the Company had total assets of $6,672,000, total liabilities of $8,963,000 and stockholders' deficit of $2,291,000. The major asset of the Company is property, which comprises $5,071,000 of the total assets. All of the property is categorized as property held for sale and therefore carried at the lower of cost or net realizable value. It is the intention of the Board to sell all property, retire the related secured debt and other liabilities, and return any remaining funds to the shareholders.

                                    11 of 13

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

     The major liability of the Company at June 30, 1996 is debt secured by the properties, totaling $8,752,000. Of this amount, $525,000 is in the form of first mortgages to banks, with the remaining $8,227,000 in the form of deeds of trust. The deeds of trust mature on September 1, 1996 or when the property securing the obligation is sold, if earlier.

     As disclosed in Note 6, on August 30, 1996, the Company sold two of its properties in Colorado Springs -- the Rockledge Apartments and the Carmel Apartments. The Rockledge was sold for $4,800,000 and the gain on the transaction was $2,192,000. The Carmel was sold for $1,450,000 resulting in a gain of $569,000. With the completion of these transactions, all deeds of trust maturing on September 1, 1996 have been paid off with the exception of $1,960,000 secured by the Kit Carson Apartments in Security, Colorado.

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

     At June 30, 1996, the Company had $1,507,000 cash on hand and $52,000 in accounts receivable. Accounts payable and accrued expenses totaled $211,000. Given this positive working capital, the Company is able to meet its obligations as they come due.


     Gordon Cheadle                               Terry L. Switzer
     President and Vice Chairman of the Board     Vice President, Finance


                                    12 of 13

                               DELTA HOLDING, INC.

                                   FORM 10-QSB

                       For the Quarter Ended July 2, 1994


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DELTA HOLDING, INC.
                                             (Registrant)


     Date:  September 11, 1996
                                             -----------------------------
                                             Gordon Cheadle


     Date:  September 11, 1996
                                             -----------------------------
                                             Terry L. Switzer, Vice
                                             President, Finance and Operations


                                    13 of 13