Form 10QSB
period 1996-10-01
DELTA HOLDING INC
filed 1996-11-15
CIK 839528

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTER ENDED OCTOBER 1, 1996             COMMISSION FILE NO. 0-24010


                               DELTA HOLDING, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          WASHINGTON                              91-1420744
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or Organization)

        258 SW 43RD ST., SUITE A
            RENTON WASHINGTON                            98055
     (Address of principal executive offices)          (Zip code)

                   ISSUER'S TELEPHONE NUMBER:  (206) 251-9192

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
     90 days.  YES         NO   X
                   -----      -----

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by
     court.  YES   X     NO
                 -----     -----

     At November 14, 1996, 484,128 shares of common stock of the issuer were outstanding.

     Transitional Small Business Disclosure Format (Check One): YES  X  NO
                                                                    ----   ----


                                     1 of 13

                               DELTA HOLDING, INC.
                                   FORM 10-QSB

                      For the Quarter Ended October 1, 1996


                                      INDEX


     PART 1 - FINANCIAL INFORMATION

          Item 1 - Financial Statements


          Consolidated Balance Sheet at October 1, 1996. . .         3


          Consolidated Statements of Operations for the
          Nine Months Ended October 1, 1996 and
          September 30, 1995 . . . . . . . . . . . . . . . .         4


          Consolidated Statements of Cash Flows for the
          Nine Months Ended October 1, 1996 and
          September 30, 1995 . . . . . . . . . . . . . . . .         5


          Notes to Consolidated Financial Statements . . . .     6 - 7


          Item 2 - Management's Discussion and Analysis
          of Financial Condition and Results of Operations .    8 - 11


          PART II - OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K. . . . .        12


          SIGNATURES . . . . . . . . . . . . . . . . . . . .        13



                                     2 of 13

DELTA  HOLDING,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
(in thousands)

                                                         October 1, December 31,
                                                            1996        1995
                                                         ---------- -----------
                                                         (unaudited)  (audited)
ASSETS

Equipment and furniture:
    Equipment                                               8             8
    Furniture                                               2             2
                                                       -------       -------
                                                           10            10
    Less: accumulated depreciation                         (4)           (2)
                                                       -------       -------
                                                            6             8

Property held for sale                                  1,926         9,229
Cash and cash equivalents                                 621           656
Accounts receivable (less allowance for doubtful
    accounts of $37,000 at October 1, 1996 and
    December 31, 1995)                                     50           116
Inventory, prepaid expenses, and other assets              33            96
                                                       -------       -------
    TOTAL ASSETS                                        2,636        10,105
                                                       -------       -------
                                                       -------       -------
LIABILITIES

Accounts payable                                           21           454
Accrued expenses                                           46           483
Long term debt                                          2,167        11,319
                                                       -------       -------
    TOTAL LIABILITIES                                   2,234        12,256
                                                       -------       -------
STOCKHOLDERS' EQUITY

Common stock ($1 par, 1,500,000 shares authorized,
   484,128 shares issued and outstanding)                484           484
Paid-in capital                                         6,074         6,074
Accumulated deficit                                    (6,156)       (8,709)
                                                       -------       -------
    TOTAL STOCKHOLDERS' EQUITY                            402        (2,151)
                                                       -------       -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          2,636        10,105
                                                       -------       -------
                                                       -------       -------

See notes to consolidated financial statements.

                                     3 of 13

DELTA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)


                                                                  For The                     For The
                                                            Three Months Ended           Nine Months Ended
                                                          -------------------------  ---------------------------
                                                          October 1,  September 30,  October 1,    September 30,
                                                             1996         1995           1996          1995
                                                          ----------  -------------  ----------    -------------
Revenue                                                      $381        $1,710         $2,506        $4,790

Operating expenses                                            229         1,225          1,954         3,815
                                                          --------      --------       --------      --------
    Gross margin from operations                              152           485            552           975

Selling and administrative expenses                           146           260            707           875
                                                          --------      --------       --------      --------
    Income (loss) before other income (expense)                 6           225           (155)          100
Other income (expense):
    Interest income                                            13            17             38           108
    Interest expense                                          (88)         (251)          (553)         (760)
    Gain (loss) on disposal of assets                       2,762           (17)         3,223           (17)
                                                          --------      --------       --------      --------
    Total                                                   2,687          (251)         2,708          (669)
                                                          --------      --------       --------      --------
    Income (loss) from continuing operations                2,693           (26)         2,553          (569)

Discontinued operations:
    Operating income (loss)                                                   9                         (409)
    Gain on disposal                                                      2,263                        2,263
                                                          --------      --------       --------      --------
    Gain from discontinued operations                                     2,272                        1,854
                                                          --------      --------       --------      --------
    Net income (loss)                                      $2,693        $2,246         $2,553        $1,285
                                                          --------      --------       --------      --------
                                                          --------      --------       --------      --------

Net income (loss) per share:
    Income (loss) from continuing operations                $5.56        ($0.05)         $5.27        ($1.18)
    Income from discontinued operations                                    4.69                         3.83
                                                          --------      --------       --------      --------
    Net income                                              $5.56         $4.64          $5.27        $2.65
                                                          --------      --------       --------      --------
                                                          --------      --------       --------      --------

Weighted average number of shares outstanding             484,128       484,128        484,128       484,128
                                                          --------      --------       --------      --------
                                                          --------      --------       --------      --------



See notes to consolidated financial statements.


                                     4 of 13

DELTA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)


                                                                For The
                                                            Nine Months Ended
                                                       -------------------------
                                                       October 1,  September 30,
                                                           1996         1995
                                                       ----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) from continuing operations         $2,553        ($569)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation                                       225          459
          Loss (gain) on sale of assets                   (3,223)          17
          Increase in long term debt due to addition
            of accrued interest                              553          760

     Changes in assets and liabilities:
          Accounts receivable                                 66           (5)
          Inventory, prepaid expenses, and other assets       63           (6)
          Accounts payable                                  (433)        (132)
          Accrued expenses                                  (437)         160


     Discontinued operations, net                                        (629)
                                                          -------       ------
     Net cash provided (used) by operating activities       (633)          55
                                                          -------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of property (net of
       transaction costs)                                 10,428          567
     Additions to property, equipment, and fixtures         (125)         (69)
                                                          -------       ------
     Net cash provided by investing activities            10,303          498
                                                          -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long term debt                           (9,705)        (602)
                                                          -------       ------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (35)         (49)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        656          632
                                                          -------       ------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $621        $583
                                                          -------       ------
                                                          -------       ------

See notes to consolidated financial statements.


                                     5 of 13

DELTA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________

    1.    BASIS OF PRESENTATION

          The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

    2.    NET INCOME (LOSS) PER SHARE

          Net income (loss) per share computations are based on the net income
          (loss) and the weighted average number of shares outstanding. The computation is presented for both continuing and discontinued operations.

    3.    COMMON STOCK ISSUANCE CONTINGENCY

          Under the terms of the Company's Second Amended Plan of Reorganization (the Plan) which became effective on September 7, 1993 following the approval by a majority of the creditors, certain obligations secured by deeds of trust matured on September 1, 1996 or the date upon which the property securing the obligation was sold. If the proceeds from the sale of the underlying property were not sufficient to retire the obligation in full, or if the creditors chose to receive stock at the maturity date, the Company was required to issue shares of common stock having a fair value equal to the unpaid portion. As of November 14, 1996, the date of this report, all such properties have been sold and all obligations secured by deeds of trust have been paid in full. Therefore, no effect is given to this contingency in the accompanying financial statements.

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

                                     6 of 13

          For income tax purposes, the transaction resulted in a loss, due to the substantial difference between the book and the tax basis of certain assets and liabilities involved in the transaction. Therefore, no income tax benefit was recorded for the transaction as this loss adds to the previously existing net operating losses, whose realizability is uncertain.

          The warranty operations are classified as discontinued and treated as a separate item in the statement of operations and the cash flow statement. For the three month period ended September 30, 1995, the revenue for the warranty operations was $523,000; during the same period the operating income was $9,000. For the nine month period ended September 30, 1995, the revenue was $4,211,000 and the operating loss was $409,000.

    5.    SALE OF PROPERTY

          On February 12, 1996, the Company sold the Leopold Retirement Inn, one of the properties held for sale. The sale price was $1,654,000 and the gain on the trans-action was $96,000. On May 16, 1996, the Company sold the Best Western Lakeway Inn, another of its properties held for sale. The sale price was $3,300,000 and the gain on the transaction was $365,000.

          On August 30, 1996, the Company sold two of its properties in Colorado Springs held for sale - the Rockledge Apartments and the Carmel Apartments. The Rockledge was sold for $4,800,000 and the gain on the transaction was $2,193,000. The Carmel was sold for $1,450,000 and the gain on the transaction was $569,000.

6.   SUBSEQUENT EVENTS

          On October 28, 1996, the Company sold a property in Security, Colorado - the Kit Carson Apartments. The sale price was $2,750,000 and the gain on the transaction was approximately $1,185,000. As part of the sale, all obligations secured by deeds of trust on the property were paid in full. These obligations had matured on their due date of September 1, 1996. Interest was paid to the closing date.

                                     7 of 13

                               DELTA HOLDING, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


     RESULTS OF OPERATIONS

     BACKGROUND

     Continuing operations consist of the property-owning activities of the Company. Included are the Leopold Retirement Inn, an independent living facility for the elderly in Bellingham, Washington; the Best Western Lakeway Inn, a full-service hotel also located in Bellingham; and several apartment buildings located in or near Colorado Springs, Colorado.

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

     FOR THE THREE MONTHS ENDED OCTOBER 1, 1996 vs. THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues from property operations decreased 78%, from $1,710,000 in 1995 to $381,000 in 1996, a decrease of $1,329,000. All of the decrease was caused by the loss of revenue from the disposal of the following properties: the Delta Financial Center office building sold in August 1995, the Leopold Retirement Inn sold in February 1996, the Best Western Lakeway Inn sold in May 1996, and the Rockledge and Carmel Apartments in August 1996.

     Operating expenses for the property operations decreased 81% from $1,225,000 in 1995 to $229,000 in 1996, a decrease of $996,000. The reduction in operating expenses was proportional to the reduction in revenue.


                                     8 of 13

     Selling and administrative expenses decreased 43% from $260,000 in 1995 to $146,000 in 1996, a decrease of $114,000. This decrease was due to lower payroll expenses which were partially offset by higher professional fees resulting from legal work relating to the sale of various properties.

     Combining the reduced revenues, the proportionately reduced operating expenses, and decreased selling and administrative expenses, the operating results before interest and other income/expenses decreased from a profit of $225,000 in 1995 to $6,000 in 1996. Interest income decreased slightly from $17,000 in 1995 to $13,000 in 1996. Interest expense decreased from $251,000 in 1995 to $88,000 in 1996, reflecting decreased mortgages and deeds of trust balances resulting from the sale of the various properties.

     The 1996 statement of operations contains a gain of $2,762,000 from the disposal of assets resulting primarily from the sale of the Rockledge Apartments and the Carmel Apartments.

     FOR THE NINE MONTHS ENDED OCTOBER 1, 1996 vs. THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues from the property operations decreased 48%, from $4,790,000 in 1995 to $2,506,000 in 1996, a decrease of $2,284,000. All of the decrease was caused by the loss of revenue from the disposal of the following properties: the Delta Financial Center office building sold in August 1995, the Leopold Retirement Inn sold in February 1996, the Best Western Lakeway Inn sold in May 1996, and the Rockledge Apartments and Carmel Apartments in August 1996.

     Operating expenses for the property operations decreased 48% from $3,815,000 in 1995 to $1,954,000 in 1996, a decrease of $1,861,000. The reduction in operating expenses was proportional to the reduction in revenue.

     Selling and administrative expenses decreased 19% from $875,000 in 1995 to $707,000 in 1996, a decrease of $168,000. This decrease was due to lower payroll expenses and reduced advertising expenses, partially offset by higher professional fees resulting from legal work relating to the sale of various properties.

     Combining the reduced revenues, the proportionately reduced operating expenses, and decreased selling and administrative expenses, the operating results before interest and other income/expenses decreased from a profit of $100,000 in 1995 to a loss of $155,000 in 1996. Interest income decreased from $108,000 in 1995 to $38,000 in 1996, due to the loss of interest-bearing restricted investments held in the warranty business during 1995. Interest expense decreased from $760,000 in 1995 to $553,000 in 1996, reflecting decreased mortgages and deeds of trust balances resulting from the sale of the Leopold Inn, Lakeway Inn and Rockledge and Carmel Apartments..

     The 1996 statement of operations contains a gain of $3,223,000 from the disposal of assets. $365,000 of this amount is from the sale of the Best Western Lakeway Inn in May 1996. Another $96,000 is from the sale of the Leopold Inn in February 1996. The gain on the sale of the Rockledge Apartments was $2,193,000 while the Carmel Apartments had a gain of $569,000.

     DISCONTINUED OPERATIONS

     The warranty operations recorded an operating profit of $9,000 in the three months ended September 30, 1995 and a loss of $409,000 for the nine months ended the same date. The warranty operations also incurred negative cash flow of $629,000 during the nine month period. Because of these losses and negative cash flows, the Board of Directors decided to sell the warranty business, resulting in the transaction completed on August 1, 1995. In that transaction, the Company transferred all warranty business assets and liabilities to the buyer. The Company received no compensation, other than the relief from the warranty-related liabilities, in the transaction. Because the liabilities transferred substantially exceeded the assets transferred, the Company recorded a gain of $2,263,000 on the sale. (Note 4 provides more details on the warranty operations.)


     FINANCIAL CONDITION, LIQUIDITY AND FUTURE PLANS

     At October 1, 1996, the Company had total assets of $2,636,000, total liabilities of $2,234,000 and stockholders' equity of $402,000. The major asset of the Company is property, which comprises $1,926,000 of the total assets. All of the property is categorized as property held for sale and therefore carried at the lower of cost or net realizable value. It is the intention of the Board to sell all property, retire the related secured debt and other liabilities, and return any remaining funds to the shareholders.


                                    10 of 13

     The Directors have initiated this process and intend to complete it as soon as possible. To facilitate this process and to reduce expenses until such time as the residual funds can be returned to shareholders, the Directors intend to submit a plan to the shareholders to convert the Company to a liquidating trust. To be approved, shareholders representing 66.67% of the total outstanding shares must approve the plan.

     The major liability of the Company at October 1, 1996 was debt secured by the properties, totaling $2,167,000. Of this amount, $137,000 is in the form of first mortgages to banks, with the remaining $2,030,000 in the form of deeds of trust. The deeds of trust matured on September 1, 1996.

     As disclosed in Note 6, these deeds of trust were paid in full on October 28, 1996 when the Company sold the Kit Carson Apartments in Security, Colorado. The sale price of the Kit Carson Apartments was $2,750,000 and the gain on the transaction was approximately $1,185,000.


     At October 1, 1996, the Company had $621,000 cash on hand and $50,000 in accounts receivable. Accounts payable and accrued expenses totaled $107,000. Given this positive working capital, the Company is able to meet its obligations as they come due.



     Gordon Cheadle                               Terry L. Switzer
     President and Vice Chairman of the Board     Vice President, Finance


                                    11 of 13

                               DELTA HOLDING, INC.



     PART II.  OTHER INFORMATION

          Item 6 - Reports on Form 8-K

          a)   Form 8-K on reporting date of August 30, 1996.

               Item Reported: Item 2 - Disposition of Assets. Sale of Rockledge and Carmel Apartments. Exhibit: Commercial Contracts to Buy and Sell Real Estate.

          b)   Form 8-K on reporting date of October 28, 1996.

               Item Reported: Item 2 - Disposition of Assets. Sale of Kit Carson Apartments. Exhibit: Commercial Contract to Buy and Sell Real Estate.





                                    12 of 13

                               DELTA HOLDING, INC.

                                   FORM 10-QSB

                      For the Quarter Ended October 1, 1996


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DELTA HOLDING, INC.
                                   (Registrant)


     Date:  November 14, 1996
                                   ----------------------------------------
                                   Gordon Cheadle


     Date:  November 14, 1996
                                   ----------------------------------------
                                   Terry L. Switzer, Vice President,
                                   Finance and Operations


                                    13 of 13